Form 10-K/A
period 2006-06-30
National Collegiate Student Loan Trust 2006-2
filed 2007-06-21
CIK 1363799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 ON

FORM 10-K/A

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

Commission File Number of depositor and sponsor: 333-128413
The National Collegiate Funding LLC
(Exact name of depositor and sponsor as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization of the issuing entity)	51-6577755 65-1177163 (I.R.S. Employer Identification Nos.)

800 Boylston Street, 34th Floor, Boston, MA (Address of principal executive offices of issuing entity)	02199 (Zip Code)

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

Yes ☐	No ☒

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

Certain financial information related to The Education Resources Institute, Inc. is incorporated by reference into Part IV of this Annual Report on Form 10-K from the prospectus supplement filed by the registrant with the SEC on June 6, 2006.  Such financial information is set forth in the prospectus supplement under the caption “The Student Loan Guarantor” and Annex I of the prospectus supplement.

Certain information related to the affiliates of the Registrant and certain relationships and related transactions is incorporated by reference into Item 1119 of the additional disclosure items required by Regulation AB of this Annual Report on Form 10-K from the prospectus filed by the registrant with the SEC on June 6, 2006.  Such information is set forth in the prospectus under the caption “The Sponsor, The First Marblehead Corporation, the Administrator, the Servicers and the Custodians”.

This Annual Report on Form 10-K (the “Report”) is filed with respect to The National Collegiate Student Loan Trust 2006-2 (the “Trust”).  Certain information requested by this Report is omitted pursuant to Regulation AB (17 CFR 229.1101) and SEC Release 33-8518, December 15, 2004 (“Regulation AB”) and General Instruction J.

This Report is filed under the Trust’s file number of 333-113336-02, but the assets of the Trust collateralize securities that were issued pursuant to The National Collegiate Funding LLC’s registration statement number 333-128413.

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

Omitted.

Item 13. Affiliations and Certain Relationships and Related Transactions.

Omitted.

Item 14. Principal Accounting Fees and Services.

Omitted.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List of Documents Filed as Part of this Annual Report on Form 10-K

	(1)	Not applicable.

	(2)	Not applicable.

	(3)	See Item 15 (b), below.

(b)	Exhibits Required by Item 601 of Regulation S-K

EXHIBIT	DESCRIPTION
31.1	Rule 13a-14(a)/15d-14(a) Certification. (Section 302 Certification)
33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Pennsylvania Higher Education Assistance Agency for the year ended June 30, 2006.
33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of First Marblehead Data Services, Inc. for the year ended June 30, 2006.
33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of U.S. Bank National Association for the year ended June 30, 2006.
34.1	Independent Accountants’ Attestation Report concerning servicing activities of Pennsylvania Higher Education Assistance Agency for the year ended June 30, 2006.
34.2	Independent Accountants’ Attestation Report concerning servicing activities of First Marblehead Data Services, Inc. for the year ended June 30, 2006.
34.3	Independent Accountants’ Attestation Report concerning servicing activities of U.S. Bank National Association for the year ended June 30, 2006.
35.1(1)	Statement of Compliance of Pennsylvania Higher Education Assistance Agency under the Alternative Servicing Agreement for the year ended June 30, 2006.
35.2(1)	Statement of Compliance of First Marblehead Data Services, Inc. under the Administration Agreement for the year ended June 30, 2006.
(1) Previously filed.

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

Item 1119.    Affiliates and Certain Relationships and Related Transactions.

Information related to affiliates of the Registrant and certain relationships and related transactions is provided in the section titled “The Sponsor, The First Marblehead Corporation, the Administrator, the Servicers and the Custodians” of the prospectus, previously filed with the SEC on June 6, 2006 pursuant to Securities Act Rule 424, file 333-113336-02 and incorporated herein by reference.

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

THE NATIONAL COLLEGIATE STUDENT LOAN TRUST 2006-2
(Registrant)

By:	The National Collegiate Funding LLC, as depositor

	By:	/s/ John A. Hupalo
		Name:	John A. Hupalo
		Title:	Chief Financial Officer and Treasurer
(senior officer in charge of securitization)

		Dated:	June 21, 2007

EXHIBIT INDEX

Exhibit Number	Sequentially Numbered Description
31.1	Rule 13a-14(a)/15d-14(a) Certification. (Section 302 Certification)
33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Pennsylvania Higher Education Assistance Agency for the year ended June 30, 2006.
33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of First Marblehead Data Services, Inc. for the year ended June 30, 2006.
33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of U.S. Bank National Association for the year ended June 30, 2006.
34.1	Independent Accountants’ Attestation Report concerning servicing activities of Pennsylvania Higher Education Assistance Agency for the year ended June 30, 2006.
34.2	Independent Accountants’ Attestation Report concerning servicing activities of First Marblehead Data Services, Inc. for the year ended June 30, 2006.
34.3	Independent Accountants’ Attestation Report concerning servicing activities of U.S. Bank National Association for the year ended June 30, 2006.
35.1(1)	Statement of Compliance of Pennsylvania Higher Education Assistance Agency under the Alternative Servicing Agreement for the year ended June 30, 2006.
35.2(1)	Statement of Compliance of First Marblehead Data Services, Inc. under the Administration Agreement for the year ended June 30, 2006.
(1) Previously filed.